Form 10QSB
period 2007-10-31
Greenstar International, Inc.
filed 2007-12-14
CIK 1413915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the quarter ended October 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from ________ to __________


                        Commission File Number: 005-83416


                          GREENSTAR INTERNATIONAL, INC.
                          -----------------------------
          (Exact name of small business issuer as specified in charter)


               Florida                                     26-0531576
               -------                                     ----------
   (State or other jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)


                    11382 Prosperity Farms Road, Suite 222F.
                          Palm Beach Gardens, FL 33410
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (561)-626-1011
                                 --------------
                (Issuer's telephone number, including area code)


                                       N/A
                                       ---
          (Former name or former address, if changed since last report)

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares at November 30, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          GREENSTAR INTERNATIONAL, INC.
                          (A Development Stage Company)
                                   FORM 10-QSB
                     QUARTERLY PERIOD ENDED OCTOBER 31, 2007

                                      INDEX
                                                                            Page
PART I - FINANCIAL INFORMATION                                              ----
Item 1. Financial Statements
          Balance Sheet (Unaudited) - As of October 31, 2007 ...............   3
          Statements of Operations (Unaudited)
            For the Three months Ended October 31, 2007 and cumulative
            from July 19, 2007 (inception) to October 31, 2007 .............   4
          Statements of Cash Flows (Unaudited)
            For the Three months Ended October 31, 2007 and cumulative
            from July 19, (inception) to October 31, 2007 ..................   5
          Notes to Unaudited Financial Statements...........................   6
Item 2. Management's Discussion and Analysis or Plan of Operation...........   8
Item 3. Controls and Procedures.............................................  10

PART II - OTHER INFORMATION
Item 1. Legal Proceedings...................................................  10
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.........  10
Item 3. Default Upon Senior Securities......................................  10
Item 4. Submission of Matters to a Vote of Security Holders.................  10
Item 5. Other Information...................................................  10
Item 6. Exhibits............................................................  10
Signatures .................................................................  11

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this quarterly report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to increase our revenues, develop our brands, implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control.

         You should consider the areas of risk described in connection with any forward-looking statements that may be made in our annual report as filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this quarterly report in its entirety, except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this quarterly report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business. When used in this quarterly report, the terms the "Company," "we," and "us" refers to Greenstar International, Inc.

                          GREENSTAR INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                OCTOBER 31, 2007
                                   (Unaudited)
                                   -----------

                                     ASSETS

Current Assets
  Cash ..........................................................      $    142
                                                                       --------

TOTAL ASSETS ....................................................      $    142
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accrued liabilities ...........................................      $  3,260
  Due to shareholders ...........................................        15,100
  Accrued compensation - officers ...............................        14,200
                                                                       --------

TOTAL CURRENT LIABILITIES .......................................        32,560
                                                                       --------

TOTAL LIABILITIES ...............................................        32,560
                                                                       --------

Stockholders' Deficit
  Preferred stock, $.0001 par value, 20,000,000 shares
   authorized, none issued and outstanding ......................             -
  Common stock, $.0001 par value, 100,000,000 shares
   authorized, 5,000,000 issued and outstanding .................           500
  Deficit accumulated during development stage ..................       (32,918)
                                                                       --------

TOTAL STOCKHOLDERS' DEFICIT .....................................       (32,418)
                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .....................      $    142
                                                                       ========

              See notes to unaudited financial statements

                          GREENSTAR INTERNATIONAL, INC
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                             For the Period from
                                                                July 19, 2007
                                            For the Three       (inception of
                                            Months Ended      development stage)
                                          October 31, 2007   to October 31, 2007
                                             (Unaudited)         (Unaudited)
                                          ----------------   -------------------

Revenues ...............................    $         -          $         -
                                            -----------          -----------

Operating Expenses
Professional fees ......................          4,750               15,500
General and administrative .............          1,977                3,218
Compensation - officers ................         12,000               14,200
                                            -----------          -----------

Total Operating Expenses ...............         18,727               32,918
                                            -----------          -----------

Loss from Operations ...................        (18,727)             (32,918)

Other Income (Expense): ................              -                    -
                                            -----------          -----------

Net Loss ...............................    $   (18,727)         $   (32,918)
                                            ===========          ===========

Net Loss per share - Basic and Diluted .    $     (0.00)         $     (0.01)
                                            ===========          ===========

Weighted Average Shares Outstanding ....      5,000,000            5,000,000
                                            ===========          ===========

                   See notes to unaudited financial statements

                               GREENSTAR INTERNATIONAL, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENTS OF CASH FLOWS
                                                                        For the Period from
                                                                           July 19, 2007
                                                       For the Three       (inception of
                                                       Months Ended      development stage)
                                                     October 31, 2007   to October 31, 2007
                                                        (Unaudited)         (Unaudited)
                                                     ----------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ........................................      $(18,727)           $(32,918)
  Adjustments to reconcile net loss from operations
    to net cash used in operating activities:
  Changes in assets and liabilities:
    Increase (decrease) in:
    Accrued liabilities ...........................        (2,740)              3,260
    Accrued compensation - officers ...............        12,000              14,200
                                                         --------            --------

NET CASH USED IN OPERATING ACTIVITIES .............        (9,467)            (15,458)
                                                         --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party loans and advances ..         9,200              15,100
  Proceeds from sale of common stock ..............             -                 500
                                                         --------            --------

NET CASH PROVIDED BY FINANCING ACTIVITIES .........         9,200              15,600
                                                         --------            --------

NET INCREASE (DECREASE) IN CASH ...................          (267)                142

CASH - beginning of the period ....................           409                   -
                                                         --------            --------

CASH - end of period ..............................      $    142            $    142
                                                         ========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
  Cash paid for:
    Interest ......................................      $      -            $      -
                                                         ========            ========
    Income taxes ..................................      $      -            $      -
                                                         ========            ========

                        See notes to unaudited financial statements.

                                            -5-

                          GREENSTAR INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                OCTOBER 31, 2007

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------

(A) DESCRIPTION OF BUSINESS

Greenstar International, Inc. (the "Company") was incorporated under the laws of Florida on July 19, 2007. The Company has no products or services as of October 31, 2007. The Company was organized as a vehicle to seek merger, reverse merger and or identify potential acquisition candidates.

(B) BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary to make the interim financials not misleading have been included and such adjustments are of a normal recurring nature. The results of operations for the three months ended October 31, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

For further information, refer to the audited financial statements and footnotes of the company for the period July 19, 2007 (inception) to July 31, 2007 included in the company's Form 10-SB.

NOTE 2 - GOING CONCERN
----------------------

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $18,727 and $9,467 respectively, for the three months ended October 31, 2007 and a deficit accumulated during development stage of $32,918 and stockholders' deficit of $32,418 at October 31, 2007 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company plans to locate an operating company to merge with or sell a controlling interest to a third party who would subsequently merge an operating business into the Company. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                          GREENSTAR INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                OCTOBER 31, 2007

NOTE 3 - RELATED PARTIES
------------------------

As of October 31, 2007 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently there are no outstanding debts owed by the Company for the use of these facilities. For all periods presented, the value was not material.

During the three months ended October 31, 2007 the Company paid $3,000 in legal fees to the law firm in which an officer and shareholder of the Company is a principal.

During the three months ended October 31, 2007 the Company's two officers and shareholders advanced a total of $9,200 to the Company for general and administrative expenses. The amounts due the shareholders are non-interest bearing and payable upon demand.

At October 31, 2007, accrued compensation due to the officers of the Company was $14,200.

NOTE 4 - STOCKHOLDERS' DEFICIT
------------------------------

On July 19, 2007, the Company filed Articles of Incorporation with the State of Florida. The Company has authorized 20,000,000 million shares of $.0001 par value preferred stock. As of October 31, 2007 there were no preferred shares issued or outstanding. The Company has authorized 100,000,000 shares of $.0001 par value common stock. As of October 31, 2007 there were 5,000,000 shares of common stock issued and outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report, including this Plan of Operations, and Notes to the Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other SEC filings.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

Overview

On July 19, 2007, we filed Articles of Incorporation with the State of Florida. We are a Florida corporation with 100,000,000 shares of $.0001 par value common stock authorized and 20,000,000 shares of $.0001 par value preferred stock authorized. As of October 31, 2007 we had 5,000,000 shares of common stock issued and outstanding.

Plan of Operations

We have not yet commenced any active operations.

We are now seeking alternatives to increase stockholder value, including selling a controlling interest to a third party who would subsequently merge an operating business into the company. As of the date of this report, we have no binding agreement, commitment or understanding to do so. We have engaged in preliminary discussions with third parties concerning such a transaction, and we may continue further discussions.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations and $18,727 and $9,467, respectively, for the three months ended October 31, 2007 and a deficit accumulated during development stage of $32,918 and stockholders' deficit of $32,418 at October 31, 2007 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company plans to locate an operating company to merge with or sell controlling interest to a third party who would subsequently merge an operating business into the Company. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. In addition, as of October 31, 2007, we had $142 of current cash available, which is not sufficient to meet our needs as described below.

All our costs, which we will incur irrespective of our activities to implement our current business plan, including bank service fees and those costs associated with on-going SEC reporting requirements, are estimated to be less than $3,000 per quarter for 10-QSB quarterly filings and $7,500 per 10-KSB annual filing, will be funded as advances from the two officers and shareholders of our Company, to the extent that funds are available to do so. Management has advanced and paid $15,100 of our operating expenses since inception. During the three months ended October 31, 2007 the two officers and shareholders advanced $9,200 to the Company. The obligation to repay these funds is not reflected in any written note, bears no interest and is due upon demand. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be a non-reporting entity.

Accordingly, our accountants have indicated in their Report of Independent Registered Public Accounting Firm for the year period July 19, 2007 (inception) to July 31, 2007 that there is substantial doubt about our ability to continue as a going concern over the next twelve months from July 31, 2007. Our poor financial condition could inhibit our ability to achieve our business plan.

ITEM 3.  CONTROLS AND PROCEDURES

We maintain controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

            None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

            None

Item 3.  Defaults Upon Senior Securities.

            None

Item 4.  Submission of Matters to a Vote of Security Holders.

            None

Item 5.  Other Information.

Item 6.  Exhibits

Exhibit No.  Name and/or Identification of Exhibit
-----------  -------------------------------------

   31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1      Certification of the Chief Executive Officer pursuant to U.S.C.
             Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2      Certification of the Chief Financial Officer pursuant to U.S.C.
             Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GREENSTAR INTERNATIONAL, INC.


Date: December 14, 2007           By: /s/ Bradley B. Eavenson
                                      -----------------------
                                      Bradley B. Eavenson
                                      Chief Executive Officer


Date: December 14, 2007           By: /s/ Thomas Diemer
                                      -----------------
                                      Thomas Diemer, Chief Financial Officer
                                      principal financial and accounting officer