Form 10QSB
period 2008-01-31
Greenstar International, Inc.
filed 2008-03-14
CIK 1413915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended January 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,005,000 shares at March 1, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          GREENSTAR INTERNATIONAL, INC.
                                   FORM 10-QSB
                     QUARTERLY PERIOD ENDED JANUARY 31, 2008

                                      INDEX
                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
            Balance Sheet (Unaudited) - As of January 31, 2008..............   3
            Statements of Operations (Unaudited)
                For the Three and Six Months Ended January 31, 2008.........   4
            Statements of Cash Flows (Unaudited)
                For the Three and Six Months Ended January 31, 2008.........   5
            Notes to Unaudited Financial Statements.........................   6
Item 2.  Management's Discussion and Analysis or Plan of Operation..........   8
Item 3.  Controls and Procedures............................................  10

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings..................................................  10
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........  10
Item 3.  Default Upon Senior Securities.....................................  10
Item 4.  Submission of Matters to a Vote of Security Holders................  10
Item 5.  Other Information..................................................  10
Item 6.  Exhibits...........................................................  10
Signatures .................................................................  11

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

                          GREENSTAR INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                JANUARY 31, 2008
                                   (Unaudited)

                                     ASSETS

Current Assets
  Cash ...........................................................     $  1,537
                                                                       --------

TOTAL ASSETS .....................................................     $  1,537
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accrued liabilities ............................................     $  3,250
  Due to shareholders ............................................       19,100
  Accrued compensation - officers ................................       26,200
                                                                       --------

TOTAL CURRENT LIABILITIES ........................................       48,550
                                                                       --------

TOTAL LIABILITIES ................................................       48,550
                                                                       --------

Stockholders' Deficit
  Preferred stock, $.0001 par value, 20,000,000 shares
   authorized, none issued and outstanding .......................            -
  Common stock, $.0001 par value, 100,000,000 shares
   authorized, 5,005,000 issued and outstanding ..................          501
   Additional paid in capital ....................................          499
  Deficit accumulated during development stage ...................      (48,013)
                                                                       --------

TOTAL STOCKHOLDERS' DEFICIT ......................................      (47,013)
                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ......................     $  1,537
                                                                       ========

            See accompanying notes to unaudited financial statements

                                  GREENSTAR INTERNATIONAL, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENTS OF OPERATIONS
                                                                              For the Period from
                                                                                 July 19, 2007
                                         For the Three       For the Six         (inception of
                                          Months Ended       Months Ended      development stage)
                                        January 31, 2008   January 31, 2008   to January 31, 2008
                                        ----------------   ----------------   -------------------
                                          (Unaudited)        (Unaudited)          (Unaudited)
Revenues .............................    $         -        $         -          $         -
                                          -----------        -----------          -----------
Operating Expenses
Professional fees ....................          3,095              8,845               20,595
General and administrative ...........              -                977                1,218
Compensation - officers ..............         12,000             24,000               26,200
                                          -----------        -----------          -----------

Total Operating Expenses .............         15,095             33,822               48,013
                                          -----------        -----------          -----------

Loss from Operations .................        (15,095)           (33,822)             (48,013)

Other Income (Expense) ...............              -                  -                    -
                                          -----------        -----------          -----------

Net Loss .............................    $   (15,095)       $   (33,822)         $   (48,013)
                                          ===========        ===========          ===========

Net Loss per share - Basic and Diluted    $     (0.00)       $     (0.01)         $     (0.01)
                                          ===========        ===========          ===========

Weighted Average Common Shares
 Outstanding - Basic and Diluted .....      5,001,611          5,000,806            5,000,755
                                          ===========        ===========          ===========

                     See accompanying notes to unaudited financial statements

                                               -4-

                                           GREENSTAR INTERNATIONAL, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF CASH FLOWS
                                                                                               For the Period from
                                                                                                  July 19, 2007
                                                          For the Three      For the Six          (Inception of
                                                           Months Ended       Months Ended      Development Stage)
                                                         January 31, 2008   January 31, 2008   to January 31, 2008
                                                         ----------------   ----------------   -------------------
                                                            (Unaudited)        (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss ........................................        $(15,095)          $(33,822)           $(48,013)
    Adjustments to reconcile net loss from operations
     to net cash used in operating activities:
      Common stock issued for services ..............             500                500                 500
    Changes in assets and liabilities:
      Increase (decrease) in:
      Accrued liabilities ...........................             (10)            (2,750)              3,250
      Accrued compensation - officers ...............          12,000             24,000              26,200
                                                             --------           --------            --------

NET CASH USED IN OPERATING ACTIVITIES ...............          (2,605)           (12,072)            (18,063)
                                                             --------           --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from related party loans and advances            4,000             13,200              19,100
      Proceeds from sale of common stock ............               -                  -                 500
                                                             --------           --------            --------

NET CASH PROVIDED BY FINANCING ACTIVITIES ...........           4,000             13,200              19,600
                                                             --------           --------            --------

NET INCREASE IN CASH ................................           1,395              1,128               1,537

CASH - beginning of period ..........................             142                409                   -
                                                             --------           --------            --------

CASH - end of period ................................        $  1,537           $  1,537            $  1,537
                                                             ========           ========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
    Cash paid for:
        Interest ....................................        $      -           $      -            $      -
                                                             ========           ========            ========
        Income taxes ................................        $      -           $      -            $      -
                                                             ========           ========            ========

                            See accompanying notes to unaudited financial statements.

                                                        -5-

                          GREENSTAR INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                JANUARY 31, 2008

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------

(A) DESCRIPTION OF BUSINESS

Greenstar International, Inc. (the "Company") was incorporated under the laws of Florida on July 19, 2007. The Company has no products or services as of January 31, 2008. The Company was organized as a vehicle to seek merger, reverse merger, and or identify potential acquisition candidates.

(B) BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary to make the interim financials not misleading have been included and such adjustments are of a normal recurring nature. The results of operations for the three and six months ended January 31, 2008 are not necessarily indicative of the results for the full fiscal year ending July 31, 2008.

For further information, refer to the audited financial statements and footnotes of the company for the period July 19, 2007 (inception) to July 31, 2007 included in the company's Form 10-SB.

NOTE 2 - GOING CONCERN
----------------------

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $15,095 and $2,605 and $33,822 and $12,072 respectively, for the three and six months ended January, 31, 2008 and a deficit accumulated during development stage of $48,013 and stockholders' deficit of $47,013 at January 31, 2008 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company plans to locate an operating company to merge with or sell a controlling interest to a third party who would subsequently merge an operating business into the Company. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                          GREENSTAR INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                JANUARY 31, 2008

NOTE 3 - RELATED PARTIES
------------------------

As of January 31, 2008 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently there are no outstanding debts owed by the Company for the use of these facilities, for all periods presented, the value was not material.

During the three and six months ended January 31, 2008 the Company paid $0 and $3,000 respectively in legal fees to the law firm in which an officer and shareholder of the Company is a principal.

During the three and six months ended January 31, 2008 the Company's two officers and shareholders advanced $4,000 and $9,200 respectively to the Company for general and administrative expenses. The total amounts due the shareholders are non-interest bearing and payable upon demand.

At January 31, 2008, accrued compensation due to the officers of the Company was $26,200.

NOTE 4 - STOCKHOLDERS' DEFICIT
------------------------------

On July 19, 2007, the Company filed Articles of Incorporation with the State of Florida. The Company has authorized 20,000,000 million shares of $.0001 par value preferred stock. As of January 31, 2008 there were no preferred shares issued or outstanding. The Company has authorized 100,000,000 shares of $.0001 par value common stock.

On July 19, 2007 the Company issued 5,000,000 shares of common stock to the officers and directors of the Company in exchange for $500 cash.

On January 2, 2008 the directors of the Company approved the issuance of 5,000 shares of common stock in exchange for $500 of consulting services received by the Company.

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

Overview

On July 19, 2007, we filed Articles of Incorporation with the State of Florida. We are a Florida corporation with 100,000,000 shares of $.0001 par value common stock authorized and 20,000,000 shares of $.0001 par value preferred stock authorized. As of January 31, 2008 we had 5,005,000 shares of common stock issued and outstanding.

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

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations and $15,095 and $2,605 and $33,822 and $12,072 respectively, for the three and six months ended January 31, 2008 and a deficit accumulated during development stage of $48,013 and stockholders' deficit of $47,013 at January 31, 2008. The Company is in the development stage company and has no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company plans to locate an operating company to merge with or sell controlling interest to a third party who would subsequently merge an operating business into the Company. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. In addition, as of January 31, 2008, we had $1,537 of current cash available, which is not sufficient to meet our needs as described below.

All our costs, which we will incur irrespective of our activities to implement our current business plan, including bank service fees and those costs associated with on-going SEC reporting requirements, estimated to be less than $3,000 per quarter for 10-QSB quarterly filings and $7,500 per 10-KSB annual filing, will be funded as advances from the two officers and shareholders of our Company, to the extent that funds are available to do so. Management has advanced and paid $19,100 of our operating expenses since inception. During the three and six months ended January 31, 2008 the two officers and shareholders advanced $4,000 and $9,200 respectively to the Company. The obligation to repay these funds is not reflected in any written note, bears no interest and is due upon demand. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

Accordingly, our accountants have indicated in their Report of Independent Registered Public Accounting Firm for the year period July 19, 2007 (inception) to July 31, 2007 that there is substantial doubt about our ability to continue as a going concern. Our poor financial condition could inhibit our ability to achieve our business plan.

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

            None

Item 5. Other Information.

            None

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

                                  GREENSTAR INTERNATIONAL, INC.


Date: March 14, 2008              By: /s/ Bradley B. Eavenson
                                      -----------------------
                                      Bradley B. Eavenson
                                      Chief Executive Officer


Date: March 14, 2008              By: /s/ Thomas Diemer
                                      -----------------
                                      Thomas Diemer, Chief Financial Officer
                                      principal financial and accounting officer