Form 10QSB
period 2008-04-30
Greenstar International, Inc.
filed 2008-06-16
CIK 1413915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended April 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,005,000 shares at June 1, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          GREENSTAR INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED APRIL 30, 2008

                                      INDEX
                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
            Balance Sheet (Unaudited) - As of April 30, 2008................   3
            Statements of Operations (Unaudited) For the Three and Nine
            Months Ended April 30, 2008 and For the Period July 19, 2007
            (inception) through April 30, 2008..............................   4
            Statements of Cash Flows (Unaudited) For the Three and Nine
            Months Ended April 30, 2008 and For the Period July 19, 2007
            (inception) through April 30, 2008..............................   5
            Notes to Unaudited Financial Statements.........................   6
Item 2.  Management's Discussion and Analysis or Plan of Operation..........   9
Item 3.  Controls and Procedures............................................  11

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings..................................................  11
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........  11
Item 3.  Default Upon Senior Securities.....................................  11
Item 4.  Submission of Matters to a Vote of Security Holders................  11
Item 5.  Other Information..................................................  11
Item 6.  Exhibits...........................................................  11
Signatures .................................................................  12

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

                          GREENSTAR INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 APRIL 30, 2008
                                   (Unaudited)

                                     ASSETS

Current Assets
  Cash ...........................................................     $    581

TOTAL CURRENT ASSETS .............................................          581
                                                                       --------

TOTAL ASSETS .....................................................     $    581
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accrued liabilities ............................................     $  2,620
  Due to shareholders ............................................       21,100
  Accrued compensation - officers ................................       38,200
                                                                       --------

TOTAL CURRENT LIABILITIES ........................................       61,920
                                                                       --------

TOTAL LIABILITIES ................................................       61,920
                                                                       --------

Stockholders' Deficit
  Preferred stock, $.0001 par value, 20,000,000 shares
   authorized, none issued and outstanding .......................            -
  Common stock, $.0001 par value, 100,000,000 shares
   authorized, 5,005,000 issued and outstanding ..................          501
   Additional paid in capital ....................................          499
  Deficit accumulated during development stage ...................      (62,339)
                                                                       --------

TOTAL STOCKHOLDERS' DEFICIT ......................................      (61,339)
                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ......................     $    581
                                                                       ========

            See accompanying notes to unaudited financial statements

                                  GREENSTAR INTERNATIONAL, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENTS OF OPERATIONS
                                                                              For the Period from
                                                                                 July 19, 2007
                                         For the Three       For the Nine        (inception of
                                          Months Ended       Months Ended      development stage)
                                         April 30, 2008     April 30, 2008     to April 30, 2008
                                          (Unaudited)        (Unaudited)          (Unaudited)
                                         --------------     --------------    -------------------
Revenues .............................    $         -        $         -          $         -
                                          -----------        -----------          -----------
Operating Expenses
  Professional fees ..................          1,750             10,595               22,345
  General and administrative .........            576              1,553                1,794
  Compensation - officers ............         12,000             36,000               38,200
                                          -----------        -----------          -----------

Total Operating Expenses .............         14,326             48,148               62,339
                                          -----------        -----------          -----------

Loss from Operations .................        (14,326)           (48,148)             (62,339)

Other Income (Expense) ...............              -                  -                    -
                                          -----------        -----------          -----------

Net Loss .............................    $   (14,326)       $   (48,148)         $   (62,339)
                                          ===========        ===========          ===========

Net Loss per share - Basic and Diluted    $     (0.00)       $     (0.01)         $     (0.01)
                                          ===========        ===========          ===========

Weighted Average Shares Outstanding -
  Basic and Diluted ..................      5,005,000          5,003,300            5,003,150
                                          ===========        ===========          ===========

                     See accompanying notes to unaudited financial statements

                                               -4-

                                           GREENSTAR INTERNATIONAL, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF CASH FLOWS
                                                                                               For the Period from
                                                                                                  July 19, 2007
                                                          For the Three       For the Nine        (Inception of
                                                           Months Ended       Months Ended      Development Stage)
                                                          April 30, 2008     April 30, 2008     to April 30, 2008
                                                            (Unaudited)        (Unaudited)         (Unaudited)
                                                          --------------     --------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ........................................          $(14,326)          $(48,148)           $(62,339)
  Adjustments to reconcile net loss from operations
   to net cash used in operating activities:
    Common stock issued for services ..............                 -                500                 500
  Changes in assets and liabilities:
    Increase (decrease) in:
    Accrued liabilities ...........................              (630)            (3,380)              2,620
    Accrued compensation - officers ...............            12,000             36,000              38,200
                                                             --------           --------            --------

NET CASH USED IN OPERATING ACTIVITIES .............            (2,956)           (15,028)            (21,019)
                                                             --------           --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party loans and advances ..             2,000             15,200              21,100
  Proceeds from sale of common stock ..............                 -                  -                 500
                                                             --------           --------            --------

NET CASH PROVIDED BY FINANCING ACTIVITIES .........             2,000             15,200              21,600
                                                             --------           --------            --------

NET (DECREASE) INCREASE IN CASH ...................              (956)               172                 581

CASH - beginning of period ........................             1,537                409                   -
                                                             --------           --------            --------

CASH - end of period ..............................          $    581           $    581            $    581
                                                             ========           ========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
  Cash paid for:
    Interest ......................................          $      -           $      -            $      -
                                                             ========           ========            ========
    Income taxes ..................................          $      -           $      -            $      -
                                                             ========           ========            ========

                            See accompanying notes to unaudited financial statements.

                                                        -5-

                          GREENSTAR INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 APRIL 30, 2008

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------

(A) DESCRIPTION OF BUSINESS

Greenstar International, Inc. (the "Company") was incorporated under the laws of Florida on July 19, 2007. The Company has no products or services as of April 30, 2008. The Company was organized as a vehicle to seek merger, reverse merger, and or identify potential acquisition candidates.

(B) BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary to make the interim financials not misleading have been included and such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended April 30, 2008 are not necessarily indicative of the results for the full fiscal year ending July 31, 2008.

For further information, refer to the audited financial statements and footnotes of the company for the period July 19, 2007 (inception) to July 31, 2007 included in the company's Form 10-SB.

(C) RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements "SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company will evaluate the potential impact, if any, of the adoption of SFAS No. 157 on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The company is considering whether to adopt SFAS No. 159.

                          GREENSTAR INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 APRIL 30, 2008

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------

(C) RECENT ACCOUNTING PRONOUNCEMENTS (CONT.)

In July 2007, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN48 does not impact on the Company's financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations,("SFAS 141(R)"). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141 (R), the application of its provisions will likely have a material impact on the Company's results of operations, although the Company is not currently able to estimate that impact.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial condition or results of operations.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

                          GREENSTAR INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 APRIL 30, 2008

NOTE 2 - GOING CONCERN
----------------------

As reflected in the accompanying financial statements, the Company has net losses and net cash used in operations of $14,326 and $48,148 and $2,956 and $15,028 respectively, for the three and nine months ended April, 30, 2008 and a deficit accumulated during development stage of $62,339 and stockholders' deficit of $61,339 at April 30, 2008 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company plans to locate an operating company to merge with or sell a controlling interest to a third party who would subsequently merge an operating business into the Company. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - RELATED PARTIES
------------------------

As of April 30, 2008 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently there are no outstanding debts owed by the Company for the use of these facilities, for all periods presented, since the value was not material.

During the three and nine months ended April 30, 2008 the Company paid $0 and $3,000 respectively in legal fees to the law firm in which an officer and shareholder of the Company is a principal.

During the three and nine months ended April 30, 2008 the Company's two officers and shareholders advanced $2,000 and $21,100 respectively to the Company for general and administrative expenses. The total amounts due the shareholders are non-interest bearing and payable upon demand.

At April 30, 2008, accrued compensation due to the officers of the Company was $38,200.

NOTE 4 - STOCKHOLDERS' DEFICIT
------------------------------

On July 19, 2007, the Company filed Articles of Incorporation with the State of Florida. The Company has authorized 20,000,000 million shares of $.0001 par value preferred stock. As of April 30, 2008 there were no preferred shares issued or outstanding. The Company has authorized 100,000,000 shares of $.0001 par value common stock.

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

Overview

On July 19, 2007, we filed Articles of Incorporation with the State of Florida. We are a Florida corporation with 100,000,000 shares of $.0001 par value common stock authorized and 20,000,000 shares of $.0001 par value preferred stock authorized. As of April 30, 2008 we had 5,005,000 shares of common stock issued and outstanding.

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

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations and $14,326 and $48,148 and $2,956 and $15,028 respectively, for the three and nine months ended April 30, 2008 and a deficit accumulated during development stage of $62,339 and stockholders' deficit of $61,339 at April 30, 2008. The Company is a development stage company and has no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company plans to locate an operating company to merge with or sell a controlling interest to a third party who would subsequently merge an operating business into the Company.

The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. In addition, as of April 30, 2008, we had $581 of current cash available, which is not sufficient to meet our needs as described below.

All our costs, which we will incur irrespective of our activities to implement our current business plan, including bank service fees and those costs associated with on-going SEC reporting requirements, estimated to be less than $3,000 per quarter for 10-QSB quarterly filings and $7,500 per 10-KSB annual filing, will be funded as advances from the two officers and shareholders of our Company, to the extent that funds are available to do so. Management has advanced and paid $21,100 of our operating expenses since inception. During the three and nine months ended April 30, 2008 the two officers and shareholders advanced $2,000 and $21,100 respectively to the Company. The obligation to repay these funds is not reflected in any written note, bears no interest and is due upon demand. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting. Accordingly, our accountants have indicated in their Report of Independent Registered Public Accounting Firm for the year period July 19, 2007 (inception) to July 31, 2007 that there is substantial doubt about our ability to continue as a going concern. Our poor financial condition could inhibit our ability to achieve our business plan.

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

                                  GREENSTAR INTERNATIONAL, INC.


Date: June 16, 2008               By: /s/ Bradley B. Eavenson
                                      -----------------------
                                      Bradley B. Eavenson
                                      Chief Executive Officer


Date: June 16, 2008               By: /s/ Thomas Diemer
                                      -----------------
                                      Thomas Diemer, Chief Financial Officer
                                      principal financial and accounting officer